Form 10KSB
period 2005-12-31
KODIAK SCIENCES, INC.
filed 2006-03-31
CIK 1344295

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-51619
_______________________________________________

Kodiak Sciences, Inc.

(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	20-3326750
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Paramount BioCapital Investments, LLC, 787 Seventh Avenue, 48th Floor New York, NY	10019
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(212) 554-4300

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
__________________________
(Title of Class)

Indicate by Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

The Company’s revenue for fiscal year ended December 31, 2005 was $0.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒.

As of March 23, 2006, there were 125,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Kodiak Sciences, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Business.

Introduction

Kodiak Sciences, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on August 12, 2005 and maintains its principal executive offices at 787 Seventh Avenue, 48th Floor, New York, New York 10019. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and since the effectiveness of its registration statement on Form 10-SB/A has begun preliminary efforts to identify a possible business combination. However, the Company has not entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange Act, also is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Competition

The Shell Market

Currently, with our primary goal the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation, the Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

The Company currently has no employees other than its two officers.

RISK FACTORS

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Further, Paramount Biocapital, Inc. (“PBI”), a registered broker-dealer, may act as investment banker, placement agent or financial consultant to the Company or an acquisition candidate in connection with a potential business combination transaction. Dr. Rosenwald, our controlling shareholder, is the sole stockholder, Chairman and Chief Executive Officer of PBI. Mr. Knox, our Treasurer, and Dr. Weiser, our sole director, President and Secretary, are both employees of PBI and Paramount BioCapital Investments, LLC (“Paramount”). Also, as of January 1, 2006, the Company began paying Paramount BioSciences, LLC (“PBS”), a drug development firm and an affiliate of the Company, a monthly fee of $1,000 for certain management services. PBS was founded by Dr. Rosenwald, the Company’s controlling stockholder. Mr. Knox and Dr. Weiser are employees of PBS.

Additionally, we may, from time to time, take loans that pay reasonable interest from Paramount to run our operations. We cannot assure you that conflicts of interest among us, PBI, Paramount and our stockholders will not develop. Any finders fees, placement fee, interest or other fees paid to PBI or Paramount will be comparable with unaffiliated third party fees.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenue or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenue, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock.

Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment. Further, shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 75,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Our principal stockholders may engage in a transaction to cause the Company to repurchase their shares of common stock.

In order to provide an interest in the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of common stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There is no public market for our common stock, nor have we ever paid dividends on our common stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act. Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Shareholder control over management.

As indicated elsewhere herein, none of our officers and directors intends to devote more than a few hours a week to our affairs. They will spend the majority of their time devoted to their full time employment. Although management currently owns none of our common stock, 97% of all the issued and outstanding capital stock of the Company is owned by an individual who is the Chairman and Chief Executive Officer of PBI and Paramount, which employ both members of our management team on a full time basis. Consequently, our majority shareholder, Dr. Rosenwald, has the ability to influence control of the operations of the Company and will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This stockholder will thus have substantial influence over our management and affairs and future stockholders of the Company possess no practical ability to remove management or effect the operations of the business of the Company. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock. Moreover, as PBS is in the business of founding life science companies and PBI is in the business of financing companies, it is likely that most merger candidates will be substantially owned or controlled by Dr. Rosenwald and or his affiliates and PBS and or PBI employees.

Item 2. Property.

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 23, there were 22 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”). The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Recent Sales of Unregistered Securities

The Registrant issued 125,000 shares of Common Stock on August 14, 2005, to accredited investors, for aggregate cash consideration of $5,000. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

 Plan of Operation

The Company has not realized any revenue from operations since inception, and its plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition or merger transactions. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenue unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Item 7. Financial Statements.

KODIAK SCIENCES, INC.
(A Development Stage Company)

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet
December 31, 2005	F-3

Statement of Operations
Period from August 12, 2005 (Inception) to December 31, 2005	F-4

Statement of Changes in Stockholders’ Deficiency
Period from August 12, 2005 (Inception) to December 31, 2005	F-5

Statement of Cash Flows
Period from August 12, 2005 (Inception) to December 31, 2005	F-6

Notes to Financial Statements	F-7/9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kodiak Sciences, Inc.

We have audited the accompanying balance sheet of Kodiak Sciences, Inc. (A Development Stage Company) as of December 31, 2005, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the period from August 12, 2005 (Inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kodiak Sciences, Inc. (A Development Stage Company) as of December 31, 2005, and its results of operations and cash flows for the period from August 12, 2005 (Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will need additional equity or debt financing or will need to complete a business combination with a company that has such financing to be able to sustain its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/J.H. Cohn LLP

Roseland, New Jersey
March 9, 2006

KODIAK SCIENCES, INC.
(A Development Stage Company)

Balance Sheet
December 31, 2005

ASSETS
Cash	$4,476

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued expenses	$7,039

Noncurrent liabilities:
Accrued interest - related party	324
Note payable -related party	24,331

Total liabilities	31,694

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-
Common stock, $.001 par value; 75,000,000 shares authorized; 125,000 shares issued
and outstanding	125
Additional paid-in capital	4,875
Deficit accumulated during the development stage	(32,218)

Total stockholders’ deficiency	(27,218)

$4,476

See notes to financial statements

KODIAK SCIENCES, INC.
(A Development Stage Company)

Statement of Operations
Period from August 12, 2005 (Inception) to December 31, 2005

Operating expenses:
Legal fees	$25,511
Accounting fees	4,190
General and administrative	2,193

Loss from operations	(31,894)

Interest expense	324

Net loss	$(32,218)

Basic net loss per common share	$(0.26)

Weighted average common shares outstanding	125,000

See notes to financial statements

KODIAK SCIENCES, INC.
(A Development Stage Company)

Statement of Changes in Stockholders’ Deficiency
Period from August 12, 2005 (Inception) to December 31, 2005

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issuance of common stock to
founders in August 2005
at $.04 per share	125,000	$125	$4,875		$5,000

Net loss				$(32,218)	(32,218)

Balance - December 31, 2005	125,000	$125	$4,875	$(32,218)	$(27,218)

See notes to financial statements

KODIAK SCIENCES, INC.
(A Development Stage Company)

Statement of Cash Flows
Period from August 12, 2005 (Inception) to December 31, 2005

Cash flows from operating activities:
Net loss	$(32,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued expenses	7,039
Expenses paid by related party satisfied through issuance of notes	24,331
Accrued interest - related party	324

Net cash used in operating activities	(524)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,000

Net increase in cash	4,476
Cash, beginning of the period	-

Cash, end of period	$4,476

See notes to financial statements

KODIAK SCIENCES, INC.
(A Development Stage Company)

Notes to the Financial Statements
December 31, 2005

Note 1 - Organization, Business and Operations:
Kodiak Sciences, Inc. (the "Company") was incorporated in the State of Delaware on August 12, 2005. The objective of the Company is to acquire an operating business.

The Company's primary activities since incorporation have been organizational activities relating to the Company’s formation and registration statement, which became effective in January 2006. The Company has not generated any revenues from these activities and, accordingly, it is in the development stage. The Company selected December 31 as its fiscal year-end.

The Company, based on its proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines those companies as "any development stage company that is issuing a “penny stock”, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company’s principal business objective for the 12 months subsequent to December 31, 2005 and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and thus may acquire any type of business. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to complete a Business Combination with a company that has such financing to be able to sustain its operations until it can achieve profitability and positive cash flows, if ever.

KODIAK SCIENCES, INC.
(A Development Stage Company)

Notes to the Financial Statements
December 31, 2005

Note 1 - Organization, Business and Operations (concluded):
Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a Business Combination, but it cannot assure that such financing will be available on acceptable terms or at all. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies:
Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments:
Financial instruments consist of cash and a note payable. The carrying values of these financial instruments approximate their fair values.

Income taxes:
In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these assets and liabilities are expected to be recovered or settled. The Company provides a valuation allowance when it is more likely than not that some or all of its net deferred tax assets will not be realized. Potential income tax benefits, relating primarily to net operating losses, as of December 31, 2005 and for the period from August 12, 2005 (inception) December 31, 2005 approximate $13,000 and have been fully offset by a valuation allowance. Net operating loss carryforwards of approximately $32,000 expire through 2025.

Loss per common share:
Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no potentially dilutive securities outstanding as of December 31, 2005.

KODIAK SCIENCES, INC.
(A Development Stage Company)

Notes to the Financial Statements
December 31, 2005

Note 3 - Related Party Transactions:
Note payable:
On August 14, 2005, the Company issued a 5% promissory note payable to Paramount BioCapital Investments, LLC (“Paramount”), an affiliate of a significant stockholder of the Company. This note and all accrued interest matures on August 14, 2008 or earlier if certain events occur. The note payable was issued to Paramount for future expenses that it has since paid on behalf of the Company. As of December 31, 2005, the principal balance of this note is $24,331.

Office space and administrative services:
Effective January 1, 2006, the Company began paying Paramount BioSciences, LLC (“PBS”), an affiliate of the Company, a monthly fee of $1,000 for certain management services.

Note 4 - Stockholders’ Equity:
The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of December 31, 2005.

The Company is authorized to issue 75,000,000 shares of common stock. On August 14, 2005, the Company issued 125,000 shares.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the three months ended December 31, 2005.

Item 8B. Other Information. None.

Part III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2005:

Name	Age	Position	Term
Michael Weiser	42	President, Secretary, Director	August 14, 2005 thru Present
John Knox	36	Treasurer	August 14, 2005 thru Present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Michael Weiser, President, Secretary and Director. Since July 1998, Dr. Weiser has served as the director of research at Paramount BioCapital Asset Management, and is a registered representative of PBI. Prior to joining Paramount BioCapital Asset Management, Dr. Weiser was a medical student and later a resident at New York University School of Medicine and New York University Medical Center. Dr. Weiser is also a director of the following public companies:

▪
Hana Biosciences, Inc., an OTC Bulletin Board-listed biopharmaceutical company that aims to acquire, develop and commercialize innovative products for the treatment of important unmet medical needs in cancer and immunological diseases;

▪	Manhattan Pharmaceuticals, Inc., an OTC Bulletin Board-listed company developing and commercializing biomedical and pharmaceutical technologies;

▪	Chelsea Therapeutics International, Ltd., an OTC Bulletin Board-listed company developing and commercializing biomedical and pharmaceutical technologies;

▪	Emispshere Technologies, Inc. (NASDAQ: EMIS).

▪	VioQuest Pharmaceuticals, Inc., an OTC Bulletin Board-listed company that, through its subsidiaries, provides products and services to pharmaceutical and fine chemical companies; and

▪	Paramount Acquisition Corp., a publicly traded blank check company (ticker: PMQCU) of which he is also Executive Vice President.

Dr. Weiser also serves as President, Secretary and director of Kanai Sciences, Inc. and Seward Sciences, Inc., both of which are blank check, publicly reporting and non-trading shell companies. Dr. Weiser received a B.A. from University of Vermont, a Ph.D. from Cornell University Graduate School of Medicine and a M.D. from New York University School of Medicine.

John Knox, Treasurer. Mr. Knox has served as Treasurer of the Company since its inception. In addition, Mr. Knox currently serves as the Chief Financial Officer of Paramount, PBS and PBI, positions he has held since February 2005. From March 1995 through February 2005 Mr. Knox served as the Controller of Paramount and PBI. From October 1991 to February 1995, he was an auditor at Eisner LLP (f/k/a Richard A. Eisner & Company, LLP). Mr. Knox also serves as Treasurer of Bristol Bay Sciences, Inc., Chitina Sciences, Inc., Cordova Sciences, Inc., Denali Sciences, Inc., Kanai Sciences, Inc., Arctic Acquisition Corp., Norton Sound Acquisition Corp., Seward Sciences, Inc. and Sitka Sciences, Inc., all of which are blank check, publicly reporting and non-trading shell companies. Mr. Knox received his B.A. degree in Accounting from Emory University in May 1991 and his New York C.P.A in 1994.

(b) Significant Employees. As of the date hereof, the Company has no significant employees.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(e) The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC of Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the period from August 12, 2005 (inception) to December 31, 2005 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years, except to the following delinquent filings: (a) Form 3 filed by Dr. Lindsay Rosenwald on January 31, 2006; (b) Form 3 filed by Michael Weiser on January 30, 2006; and (c) Form 3 filed by John Knox on February 7, 2006.

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2005.

Name and Position	Year	Other Compensation
Michael Weiser, President, Secretary, Director	2005	None
John Knox, Treasurer	2005	None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the period from August 12, 2005 (inception) to December 31, 2005 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 23, 2006, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Dr. Lindsay Rosenwald, M.D. c/o Paramount BioCapital Investments, LLC 787 Seventh Avenue, 48th Floor New York, NY 10036	121,205	97%
Dr. Michael Weiser c/o Paramount BioCapital Investments, LLC 787 Seventh Avenue, 48th Floor New York, NY 10036	0	0%
John Knox c/o Paramount BioCapital Investments, LLC 787 Seventh Avenue, 48th Floor New York, NY 10036	0	0%
All Directors and Officers as a Group (2 individuals)	0	0%

Item 12. Certain Relationships and Related Transactions.

On August 14, 2005, the Company issued a 5% promissory note to Paramount, an affiliate of Dr. Lindsay Rosenwald, a significant stockholder of the Company. This note and all accrued interest mature on August 14, 2008. The note payable was issued to the lender for an advance made for future expenses to be paid on behalf of the Company. As of December 31, 2005, the principal balance of the note equaled $24,331.

As of January 1, 2006, the Company began paying PBS a monthly fee of $1,000 for services including the preparation of the Company’s financial statements and quarterly and annual reports. PBS was founded by Dr. Rosenwald, the Company’s controlling stockholder. Mr. Knox, the Company’s Treasurer, and Dr. Weiser, the Company’s President, Secretary and sole director, are employees of PBS.

The Company utilizes the office space and equipment of Paramount, an affiliate of Dr. Rosenwald, a significant stockholder, at no cost. Management estimates such amounts to be immaterial.

Item 13. Exhibits and Reports on Form 8-K.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amended and Restated Certificate of Incorporation

*3.3	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on December 30, 2005, and incorporated herein by this reference.

(b)	Reports on Form 8-K - None.

Item 14. Principal Accountant Fees and Services

During the period from August 12, 2005 (inception) to December 31, 2005, we retained J.H. Cohn LLP to provide services as follows:

*2005 Audit Fees	Amount

Form 10-SB	$4,000
Form 10-KSB	$4,000
All Other Fees	-

* We were formed in August 2005, therefore there is no information to report for fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KODIAK SCIENCES, INC.

Dated: March 30, 2006	By: /s/ Michael Weiser
Michael Weiser
President, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John Knox	Treasurer	March 30, 2006
John Knox