Form 10QSB
period 2007-09-30
KODIAK SCIENCES, INC.
filed 2007-11-13
CIK 1344295

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51619

Kodiak Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

20-3326750
(I.R.S. Employer Identification Number)

c/o Paramount BioSciences, LLC, 787 Seventh Avenue, 48th Floor, New York, NY 10019
(Address of Principal Offices)

(212) 554-4300
(Issuer’s Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 125,000 shares of common stock, par value $.001 per share, outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

KODIAK SCIENCES, INC.

- INDEX -

Page
PART I – FINANCIAL INFORMATION:

Condensed Balance Sheets	F-1
September 30, 2007 (Unaudited) and December 31, 2006

Condensed Statements of Operations (Unaudited)	F-2
Three and nine months ended September 30, 2007 and 2006 and the Period from August 12, 2005 (Inception) to September 30, 2007

Condensed Statement of Changes in Stockholders' Deficiency (Unaudited)	F-3
Period from August 12, 2005 (Inception) to September 30, 2007

Condensed Statements of Cash Flows (Unaudited)	F-4
Nine months ended September 30, 2007 and 2006 and the Period from
August 12, 2005 (Inception) to September 30, 2007

Notes to the Unaudited Condensed Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3(A)T. Controls and Procedures	1

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KODIAK SCIENCES, INC.
(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006 (Note 1)
ASSETS
Cash	$3,126	$4,476

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued expenses	$31,116	$15,057
Accrued interest – related party – current portion	3,086	-
Notes payable – related party – current portion	31,370	-

Total current liabilities	65,572	15,057

Noncurrent liabilities:
Accrued interest – related party – net of current portion	1,933	2,384
Notes payable – related party – net of current portion	50,445	51,840

Total liabilities	117,950	69,281

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 75,000,000 shares authorized; 125,000 shares issued and outstanding	125	125
Additional paid-in capital	4,875	4,875
Deficit accumulated during the development stage	(119,824)	(69,805)

Total stockholders’ deficiency	(114,824)	(64,805)

Totals	$3,126	$4,476

See notes to unaudited condensed financial statements.

KODIAK SCIENCES, INC.
(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from August 12, 2005 (Inception) to September 30,
	2007	2006	2007	2006	2007
Operating expenses and loss from operations:
General and administrative	$12,962	$3,000	$47,384	$21,162	$114,805

Loss from operations	(12,962)	(3,000)	(47,384)	(21,162)	(114,805)

Interest expense	988	528	2,635	1,400	5,019

Net loss	$(13,950)	$(3,528)	$(50,019)	$(22,562)	$(119,824)

Basic net loss per common share	$(0.11)	$(0.03)	$(0.40)	$(0.18)

Weighted average common shares outstanding	125,000	125,000	125,000	125,000

See notes to unaudited condensed financial statements.

KODIAK SCIENCES, INC.
(A Development Stage Company)

Condensed Statement of Changes in Stockholders’ Deficiency (Unaudited)
Period from August 12, 2005 (Inception) to September 30, 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issuance of common stock to founders in August 2005 at $.04 per share	125,000	$125	$4,875		$5,000

Net loss				$(32,218)	(32,218)

Balance – December 31, 2005	125,000	125	4,875	(32,218)	(27,218)

Net loss				(37,587)	(37,587)

Balance – December 31, 2006	125,000	125	4,875	(69,805)	(64,805)

Net loss				(50,019)	(50,019)

Balance – September 30, 2007	125,000	$125	$4,875	$(119,824)	$(114,824)

See notes to unaudited condensed financial statements.

KODIAK SCIENCES, INC.
(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Period from August 12, 2005 (Inception) to September 30, 2007
Cash flows from operating activities:
Net loss	$(50,019)	$(22,562)	$(119,824)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in:
Accrued expenses	16,059	3,961	31,116
Expenses paid by related party satisfied through the issuance of notes	29,975	17,201	81,815
Accrued interest – related party	2,635	1,400	5,019

Net cash used in operating activities	(1,350)	-	(1,874)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	5,000

Net (decrease) increase in cash	(1,350)	-	3,126
Cash, beginning of period	4,476	4,476	-

Cash, end of period	$3,126	$4,476	$3,126

See notes to unaudited condensed financial statements.

KODIAK SCIENCES, INC.
(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements
September 30, 2007

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company’s principal business objective for the 12 months subsequent to September 30, 2007 and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and thus may acquire any type of business. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

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

KODIAK SCIENCES, INC.
(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements
September 30, 2007

Note 1 – Organization, Business and Operations (concluded):

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

Note 2 – Summary of Significant Accounting Policies:

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

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no potentially dilutive securities outstanding as of September 30, 2007 and December 31, 2006.

 Note 3 – Related Party Transactions:

Notes payable:

On August 14, 2005, the Company issued a 5% promissory note payable to Paramount BioCapital Investments, LLC (“Paramount”), an affiliate of a significant stockholder of the Company. This note and all accrued interest matures on August 14, 2008 or earlier if certain events occur. The note payable was issued to Paramount for future expenses that it has since paid on behalf of the Company. As of September 30, 2007 and December 31, 2006, the principal balance of this note was $31,370. On December 31, 2006 this note was assigned to Paramount BioSciences, LLC (“PBS”), an affiliate of a significant stockholder of the Company.

On January 30, 2006, the Company issued a 5% promissory note payable to PBS, an affiliate of a significant stockholder of the Company. This note and all accrued interest matures on January 30, 2009 or earlier if certain events occur. The note payable was issued to PBS for future expenses that it has since paid on behalf of the Company. As of September 30, 2007 and December 31, 2006, the principal balance of this note is $50,445 and $20,470, respectively.

Office space and administrative services:

Effective January 1, 2006, the Company began accruing a monthly fee of $1,000 charged by PBS for certain management services.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operations

Kodiak Sciences, Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since August 12, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources

As of September 30, 2007, the Company had assets equal to $3,126 consisting exclusively of cash. The Company incurred a net loss of $119,824 for the period from August 12, 2005 (inception) to September 30, 2007. Combined with the fact that the Company has a working capital deficiency of $62,446 and a deficit accumulated during the development stage of $119,824 as of September 30, 2007, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 12, 2005 (inception) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3(A)T. Controls and Procedures.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and sole director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

	Exhibit No.	Description

	*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 12, 2005.

	*3.2	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 20, 2005.

	*3.3	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

Date: November 12, 2007	KODIAK SCIENCES, INC.

	By:	/s/ Matthew H. Davis
Name: Matthew H. Davis
Title: President

3